Form 10QSB
period 1996-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-05-14
CIK 872658

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 01-19033

             ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2 L.P. (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0299898
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                  Issuer's telephone number   (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1996
                                                         ---------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              1,195
  Accounts receivable - oil & gas sales                                17,292
                                                         ---------------------

Total current assets                                                   18,487
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  894,954
  Less  accumulated depletion                                         639,594
                                                         ---------------------

Property, net                                                         255,360
                                                         ---------------------

TOTAL                                                    $            273,847
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                416
   Payable to general partner                                          20,555
                                                         ---------------------

Total current liabilities                                              20,971
                                                         ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  41,111
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   209,084
   General partner                                                      2,681
                                                         ---------------------

Total partners' capital                                               211,765
                                                         ---------------------

TOTAL                                                    $            273,847
                                                         =====================







See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                              THREE MONTHS ENDED
                                     ------------------------------------------

                                          MARCH 31,              MARCH 31,
                                             1996                  1995
                                     -------------------    -------------------

REVENUES:
  Oil and gas sales                  $           21,723       $          7,976
                                     -------------------    -------------------

EXPENSES:
  Depletion and amortization                     13,183                 20,032
  Impairment of property                         50,669                      -
  General and administrative                      5,743                  7,210
                                     -------------------    -------------------

Total expenses                                   69,595                 27,242
                                     -------------------    -------------------






NET LOSS                             $          (47,872)               (19,266)
                                     ===================    ===================



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                         THREE MONTHS ENDED

                                                  MARCH 31,         MARCH 31,
                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (47,872)       $  (19,266)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depletion and amortization                        13,183            20,032
  Impairment of property                            50,669                 -
Decrease in:
  Accounts receivable - oil & gas sales              1,952             4,620
Increase (decrease) in:
  Accounts payable                                  (3,715)           (3,128)
  Payable to general partner                       (10,210)            9,938

Total adjustments                                   51,879            31,462

Net cash provided by operating activities            4,007            12,196




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                              (7,478)          (11,734)

NET INCREASE (DECREASE) IN CASH                     (3,471)              462

CASH AT BEGINNING OF YEAR                            4,666             2,324

CASH AT END OF PERIOD                            $   1,195          $  2,786


See accompanying notes to financial statements.

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $6,728, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $7,976 in 1995 to $21,723 in 1996. This represents an increase of $13,747 (172%). Oil sales increased by $12,000 or 172%. A 12% increase in oil production caused sales to increase by $824. A 143% increase in average net oil prices increased sales by an additional $11,176. The increase in oil production was primarily due to the shut-in of production in the first quarter of 1995, to perform a workover. The increase in average net oil price was primarily the result of lower operating costs incurred on the FEC acquisition in which the Company has net profits royalty interests, coupled with higher prices in the overall market for the sale of oil. Gas sales increased by $1,747 or 172%. A 242% increase in average net gas prices increased sales by $1,953. This increase was partially offset by a 20% decrease in gas production. The decrease in gas production was primarily due to natural production declines. The increases in average net oiland gas sales prices were primarily the result of lower operating costs incurred on the FEC acquisition in which the Company has net profits royalty interests, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $18,264 in the first quarter of 1995 to $12,594 in the first quarter of 1995. This represents a decrease of $5,670 (31%). The changes in production, noted above, caused depletion expense to decrease by $838. A 28% decrease in the depletion rate reduced depletion expense by an additional $4,832. The rate decrease is primarily the result of an impairment of property of $50,669, which was recognized in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1995.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $7,210 in the first quarter of 1995 to $5,743 in the first quarter of 1996. This decrease of $1,467 or 20% is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ENEX 90-91 INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                              By:   /s/  R. E, Densford
                                                         R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                  By:   /s/  James A. Klein
                                                 ----------------------
                                                         James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer