Form 10QSB
period 1996-06-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-08-14
CIK 872658

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-19033

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------

                                    JUNE 30,
ASSETS                                                 1996
                                                    ---------

CURRENT ASSETS:
  Cash ..........................................   $ 11,488
  Accounts receivable - oil & gas sales .........     18,419
                                                    --------

Total current assets ............................     29,907
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    894,954
  Less  accumulated depletion ...................    652,509
                                                    --------

Property, net ...................................    242,445
                                                    --------

TOTAL ...........................................   $272,352
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $    280
   Payable to general partner ...................     20,506
                                                    --------

Total current liabilities .......................     20,786
                                                    --------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........     41,013
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................    207,230
   General partner ..............................      3,323
                                                    --------

Total partners' capital .........................    210,553
                                                    --------

TOTAL ...........................................   $272,352
                                                    ========






See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

                                       I-1

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENT OF OPERATIONS
- ------------------------------------------------------------------------------


(UNAUDITED)                        QUARTER ENDED        SIX MONTHS ENDED
                               ---------------------  -------------------

                                JUNE 30,    JUNE 30,  JUNE 30,   JUNE 30,
                                  1996        1995      1996       1995
                               ---------   ---------  --------  ---------

REVENUES:
  Oil and gas sales ........   $ 22,993   $ 21,815    $ 44,716    $ 29,791
                               --------   --------    --------    --------

EXPENSES:
  Depletion and amortization     12,915     19,792      26,098      39,824
  Impairment of property ...       --         --        50,669        --
  General and administrative      4,808      4,563      10,551      11,773
                               --------   --------    --------    --------

Total expenses .............     17,723     24,355      87,318      51,597
                               --------   --------    --------    --------

NET INCOME (LOSS) ..........   $  5,270   $ (2,540)   $(42,602)   $(21,806)
                               ========   ========    ========    ========









See accompanying notes to financial statements.
- ------------------------------------------------------------------------
                                       I-2


ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------

(UNAUDITED)
                                                  SIX MONTHS ENDED
                                                 ---------------------

                                                 JUNE 30,    JUNE 30,
                                                   1996        1995
                                                 --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ....................................   $(42,602)   $(21,806)
                                                  --------    --------

Adjustments  to  reconcile   net  (loss)  to  net  cash  provided  by  operating
   activities:
  Depletion and amortization ..................     26,098      39,824
  Impairment of property ......................     50,669        --
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......        825      (5,142)
Increase (decrease) in:
  Accounts payable ............................     (3,851)     (3,128)
  Payable to general partner ..................    (10,358)      9,488
                                                  --------    --------

Total adjustments .............................     63,383      41,042
                                                  --------    --------

Net cash provided by operating activities .....     20,781      19,236
                                                  --------    --------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................    (13,959)    (17,346)
                                                  --------    --------

NET INCREASE IN CASH ..........................      6,822       1,890

CASH AT BEGINNING OF YEAR .....................      4,666       2,324
                                                  --------    --------

CASH AT END OF PERIOD .........................   $ 11,488    $  4,214
                                                  ========    ========




See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $4,522, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased to $22,993 in 1996 from $21,815 in 1995. This represents an increase of $1,178 (5%). Oil sales increased by $1,029 or 5%. A 10% increase in the average net oil sales price increased sales by $1,854. This increase was partially offset by a 4% decrease in oil production. Gas sales increased by $150 or 5%. A 3% increase in average net gas sales prices increased sales by $81. A 2% increase in gas production increased sales by an additional $69. The decrease in oil production was primarily the result of natural production declines. The increase in gas production is a result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $12,915 in the second quarter of 1996 from $18,025 in the second quarter of 1995. This represents a decrease of $5,110 (28%). The changes in production, noted above, reduced depletion expense by $206. A 28% decrease in the depletion rate reduced depletion expense by an additional $4,904. The rate decrease is primarily the result of an impairment of property of $50,669, which was recognized in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $4,808 in 1996 from $4,563 in 1995. This increase of $245 (5%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to The First Six Months in 1996

Oil and gas sales for the first six months increased to $44,716 in 1996 from $29,791 in 1995. This represents an increase of $14,925 (50%). Oil sales increased by $13,029 or 50%. A 45% increase in the average net oil sales price increased sales by $12,140. A 3% increase in oil production increased sales by an additional $889. Gas sales increased by $1,896 or 50%. A 66% increase in average net gas sales prices increased sales by $2,258. This increase was partially offset by a 10% decrease in gas production. The increase in oil production was primarily due to the shut-in of production from the FEC acquisition in the first quarter of 1995, to perform a workover. The decrease in gas production was primarily due to natural production declines, partially offset by higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995. The increases in average net oil and gas sales prices were primarily the result of lower operating costs incurred on the FEC acquisition in which the Company has net profits royalty interests, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $26,098 in the first six months of 1996 from $36,289 in the first six months of 1995. This represents a decrease of $10,191 (28%). The declines in production, noted above, decreased depletion expense by $1,049. A 26% decrease in the depletion rate reduced depletion expense, by an additional $9,142. The rate decrease is primarily the result of an impairment of property of $50,669, which was recognized in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1995.

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

General and administrative expenses decreased to $10,551 in 1996 from $11,773 in 1995. This decrease of $1,222 (10%) is primarily due to less staff time being required to manage the Company's operations.



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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENEX 90-91 INCOME AND RETIREMENT
                                                 FUND - SERIES 2, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




August 13, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer