Form 10QSB/A
period 1996-06-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-11-07
CIK 872658

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-------------------------------------------------------------------------

                                    JUNE 30,
ASSETS                                                 1996
                                                    ---------

CURRENT ASSETS:
  Cash ..........................................   $ 11,488
  Accounts receivable - oil & gas sales .........     18,419
                                                    --------

Total current assets ............................     29,907
                                                    --------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    894,954
  Less  accumulated depletion ...................    652,509
                                                    --------

Property, net ...................................    242,445
                                                    --------

TOTAL ...........................................   $272,352
                                                    ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $    280
   Payable to general partner ...................     20,506
                                                    --------

Total current liabilities .......................     20,786
                                                    --------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........     41,013
                                                    --------

PARTNERS' CAPITAL:
   Limited partners .............................    207,230
   General partner ..............................      3,323
                                                    --------

Total partners' capital .........................    210,553
                                                    --------

TOTAL ...........................................   $272,352
                                                    ========


Number of $500 Limited Partner units outstanding       2,020




See accompanying notes to financial statements.
---------------------------------------------------------------------------

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.


General and administrative expenses decreased to $10,551 in 1996 from $11,773 in 1995. This decrease of $1,222 (10%) is primarily due to less staff time being required to manage the Company's operations.



CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                            ENEX 90-91 INCOME AND RETIREMENT
                                                 FUND - SERIES 2, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer





November 7, 1996                              By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer