Form 10QSB
period 1996-09-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1996-11-14
CIK 872658

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                           September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              3,458
  Accounts receivable - oil & gas sales                                17,621
                                                         ---------------------

Total current assets                                                   21,079
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  894,954
  Less  accumulated depletion                                         664,272
                                                         ---------------------

Property, net                                                         230,682
                                                         ---------------------

TOTAL                                                    $            251,761
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $
   Payable to general partner                                          21,827
                                                         ---------------------

Total current liabilities                                              21,827
                                                         ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  21,824
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   203,857
   General partner                                                      4,253
                                                         ---------------------

Total partners' capital                                               208,110
                                                         ---------------------

TOTAL                                                    $            251,761
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,020



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                         NINE MONTHS ENDED
                                  ------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                  ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                $      17,118     $          6,690     $         61,834     $           36,481
                                  ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion and amortization              11,763               17,989               37,861                 57,813
  Impairment of property                       -                    -               50,669                      -
  General and administrative               4,852                4,998               15,403                 16,771
                                  ---------------    -----------------    -----------------    -------------------

Total expenses                            16,615               22,987              103,933                 74,584
                                  ---------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                  $         503     $        (16,297)    $        (42,099)    $          (38,103)
                                  ===============    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                    --------------------------------------------

                                                       September 30,            September 30,
                                                            1996                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $          (42,099)          $      (38,103)
                                                    -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                    37,861                   57,813
  Impairment of property                                        50,669                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          1,623                     (112)
Increase (decrease) in:
  Accounts payable                                              (4,131)                  (3,128)
  Payable to general partner                                   (28,226)                   9,810
                                                    -------------------      -------------------

Total adjustments                                               57,796                   64,383
                                                    -------------------      -------------------

Net cash provided by operating activities                       15,697                   26,280
                                                    -------------------      -------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                         (16,905)                 (23,964)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                 (1,208)                   2,316

CASH AT BEGINNING OF YEAR                                        4,666                    2,324
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            3,458           $        4,640
                                                    ===================      ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $2,254, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $17,118 in 1996 from $6,690 in 1995. This represents an increase of $10,428 (156%). Oil sales increased by $9,104 or 156%. A 152% increase in the average net oil sales price increased sales by $9,018. A 2% increase in oil production increased sales by an additional $86. Gas sales increased by $1,324 or 156%. A 130% increase in average net gas sales prices increased sales by $1,197. An 8% increase in gas production increased sales by an additional $127. The increases in oil and gas production were primarily the result of higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995 and the first quarter of 1996. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $11,763 in the third quarter of 1996 from $17,989 in the third quarter of 1995. This represents a decrease of $6,226 (35%). A 38% decrease in the depletion rate reduced depletion expense by $7,086. This decrease was partially offset by the changes in production noted above. The rate decrease is primarily the result of an impairment of property of $50,669, which was recognized in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $4,852 in 1996 from $4,998 in 1995. This decrease of $146 (3%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to The First Nine Months in 1996

Oil and gas sales for the first nine months increased to $61,834 in 1996 from $36,481 in 1995. This represents an increase of $25,353 (69%). Oil sales increased by $22,133 or 70%. A 65% increase in the average net oil sales price increased sales by $21,206. A 3% increase in oil production increased sales by an additional $927. Gas sales increased by $3,220 or 70%. A 76% increase in average net gas sales prices increased sales by $3,375. This increase was partially offset by a 4% decrease in gas production. The increase in oil production was primarily due to higher production from the FEC acquisition, in which the Company obtained additional interests from farmouts which reached payout during 1995 and the first quarter of 1996. The slight decrease in gas production was primarily due to natural production declines partially offset by higher production from the FEC acquisition, as noted above. The increases in average net oil and gas sales prices were primarily the result of lower operating costs incurred on the FEC acquisition in which the Company has net profits royalty interests, coupled with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $37,861 in the first nine months of 1996 from $57,813 in the first nine months of 1995. This represents a decrease of $19,952 (35%). The declines in production, noted above, decreased depletion expense by $5,032. A 29% decrease in the depletion rate reduced depletion expense, by an additional $14,920. The rate decrease is primarily the result of an impairment of property of $50,669, which was recognized in the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1995.

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

General and administrative expenses decreased to $15,403 in 1996 from $16,771 in 1995. This decrease of $1,368 (8%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX 90-91 INCOME AND RETIREMENT
                                                   FUND - SERIES 2, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer




November 13, 1996                               By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer