Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-01-08
CIK 872658

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.           Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                            Number of Record Holders
               Title of Class                 (as of March 1, 1996)

              -----------------           -----------------------------


          General Partner's Interests                   1

          Limited Partnership Interests                218



Dividends

          The Company made cash distributions to partners of $11 and $28 per $500 investment in 1995 and 1994, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1996.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales decreased to $51,420 in 1995 from $76,941 in 1994. This represents a decrease of $25,521 or 33%. Oil sales decreased by $22,279 or 33%. A 10% decrease in oil production reduced revenues by $7,026. A 25% decrease in average net oil prices received reduced sales by an additional $15,253. Gas sales decreased by $3,241 or 33%. A 4% decrease in gas production reduced sales by $191. A 30% decrease in average net gas prices received reduced sales by an additional $3,050. The decreases in oil and gas production were primarily the result of natural production declines, partially offset by the acquisition of additional interest in a gas well in the FEC acquisition from farmouts which achieved payout in the fourth quarter of 1994 and the first quarter of 1995. The decreases in average net prices received were primarily due to workover expenses incurred on the FEC acquisition, in which the Company has a net profits royalty interest.

            Depletion expense decreased to $64,841 in 1995 from $98,386 in 1994. This represents a decrease of $33,545 or 34%. The changes in production, noted above, reduced depletion expense by $7,430. A 29% decrease in the depletion rate reduced depletion expense by an additional $26,115. The decrease in the depletion rate was due to the lower property basis resulting from the recognition of an impairment of property for $109,543 in December 1994, coupled with an upward revision of the oil and gas reserves during 1995.

            As a result of declining oil and gas prices, the Company recorded an impairment of property for $109,543 in 1994, which represented the excess of the net capitalized costs over the undiscounted future net revenues of the reserves.

            General and administrative expenses decreased to $25,700 in 1995 from $35,407 in 1994. This decrease of $9,707 or 27% was primarily due to less staff time being required to manage the Company's operations in 1995, coupled with a $1,498 decrease in direct cost incurred by the Company in 1995. The decrease in direct expenses was due to lower audit and tax preparation fees incurred in 1995.

Capital Resources and Liquidity


            Cash flow from operations is a direct result of the amount of the net proceeds realized from the sale of oil and gas production. Accordingly, the change in cash flow from 1994 to 1995 was primarily due to the changes in oil and gas sales, as described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. The Company plans to repay the amount owed to the general partner over a three year period. Distributions decreased from 1994 to 1995 due to the lower revenues received by the Company in 1995, as noted above. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

Item 7.   Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex 90-91 Income and Retirement Fund Series 2, L.P.:


We have audited the accompanying balance sheet of Enex 90-91 Income and Retirement Fund - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex 90-91 Income and Retirement Fund - Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 90-91 Income and Retirement Fund - Series 2, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES  2 L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       4,666
  Accounts receivable - oil & gas sales                                19,244
                                                                 --------------

Total current assets                                                   23,910
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               894,954
  Less  accumulated depreciation and depletion                        576,331
                                                                --------------

Property, net                                                         318,623
                                                                --------------

ORGANIZATION COSTS
(Net of accumulated amortization of $34,765)                              589
                                                                 -------------

TOTAL                                                           $     343,122
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       4,131
   Payable to general partner                                          71,876
                                                                --------------

Total current liabilities                                              76,007
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   265,281
   General partner                                                      1,834
                                                                --------------

Total partners' capital                                               267,115
                                                                --------------

TOTAL                                                           $     343,122
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,020



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


1.           PARTNERSHIP ORGANIZATION

             Enex 90-91 Income and Retirement Fund Series 2, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on February 8, 1991 for the purpose of acquiring non-operating interests in producing oil and gas properties. Total limited partner contributions were $1,010,101, of which $96,466 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid syndication fees and due diligence expenses of $87,250 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $35,000.

             The Company owns only non-operating interests in producing oil and gas properties. Such interests typically entitle the Company to receive its pro rata share of net profits and royalties from the underlying properties without obligating the Company to develop or operate the properties or directly bear any share of development or operating costs.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                      Limited
                                                           Enex       Partners

             Commissions and selling expenses                           100%
             Company reimbursement of organization
               expense                                                  100%
             Company property acquisition                               100%
             General and administrative costs               10%          90%
             Revenues from temporary investment
               of partnership capital                                   100%
             Revenues from producing properties             10%          90%


             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), revenues from producing properties and general and administrative costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of three years.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.           SIGNIFICANT PURCHASERS

             Koch Energy Inc., Amoco Production Company and Anson Company accounted for 37%, 33% and 25%, respectively, of the Company's total sales in 1995. Amoco Production Company and Anson Company each accounted for 31%, while Koch Energy Inc. accounted for 28% of the Company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

7.           IMPAIRMENT OF PROPERTY

             A noncash write-down of capitalized costs of $109,543 was made in 1994. The write-down was computed as the excess of the net capitalized costs over the undiscounted future net revenues from proved oil and gas reserves. The undiscounted future net revenues were computed using certain arbitrary assumptions such as holding the oil and gas prices constant at the prices in effect at the time of the computation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

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

                                      ENEX 90-91 INCOME AND RETIREMENT
                                      FUND - SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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