Form 10QSB/A
period 1996-09-30
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-01-08
CIK 872658

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                           September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              3,458
  Accounts receivable - oil & gas sales                                17,621
                                                         ---------------------

Total current assets                                                   21,079
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                  894,954
  Less  accumulated depletion                                         664,272
                                                         ---------------------

Property, net                                                         230,682
                                                         ---------------------

TOTAL                                                    $            251,761
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Payable to general partner                          $            43,651
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   203,857
   General partner                                                      4,253
                                                         ---------------------

Total partners' capital                                               208,110
                                                         ---------------------

TOTAL                                                    $            251,761
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,020




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
                                  ===============    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------


ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------------

                                                                                                           PER $500
                                                                                                            LIMITED
                                                                                                            PARTNER
                                                              GENERAL                LIMITED               UNIT OUT-
                                        TOTAL                 PARTNER               PARTNERS               STANDING
                                -------------------    -------------------    -------------------   --------------------

BALANCE, JANUARY 1, 1994         $         572,186      $           1,696      $         570,490      $             282

CASH DISTRIBUTIONS                         (61,448)                (4,973)               (56,475)                   (28)

NET INCOME (LOSS)                         (173,466)                 4,153               (177,619)                   (87)
                                -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1994                 337,272                    876                336,396                    167

CASH DISTRIBUTIONS                         (23,965)                (1,614)               (22,351)                   (11)

NET INCOME (LOSS)                          (46,192)                 2,572                (48,764)                   (24)
                                -------------------    -------------------    -------------------   --------------------

BALANCE, DECEMBER 31, 1995                 267,115                  1,834                265,281                    132

CASH DISTRIBUTIONS                         (16,905)                (2,222)               (14,683)                    (7)

NET INCOME (LOSS)                          (42,100)                 4,642                (46,742)                   (23)
                                -------------------    -------------------    -------------------   --------------------

BALANCE, SEPTEMBER 30, 1996      $         208,110      $           4,254      $         203,856 (1)  $             102
                                ===================    ===================    ===================   ====================


(1)  Includes 303 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
--------------------------------------------------------------------------------

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


     4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,669 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


General and administrative expenses decreased to $15,403 in 1996 from $16,771 in 1995. This decrease of $1,368 (8%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                              ENEX 90-91 INCOME AND RETIREMENT
                                                   FUND - SERIES 2, L.P.
                                                        (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                       General Partner



                                                By: /s/ R. E. Densford
                                                        R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                           Officer





December 23, 1996                               By: /s/ James A. Klein
                                                   -------------------
                                                         James A. Klein
                                                     Controller and Chief
                                                      Accounting Officer