Form 10KSB/A
period 1995-12-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-02-03
CIK 872658

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------


                                                     1995             1994
                                              ---------------    --------------

REVENUES:
  Oil and gas sales                           $       51,420      $     76,941
                                              ---------------    --------------

EXPENSES:
  Depletion and amortization                          71,912           105,457
  Impairment of property                                   -           109,543
  General and administrative:
    Allocated from general partner                    21,513            29,722
    Direct expense                                     4,187             5,685
                                              ---------------    --------------

Total expenses                                        97,612           250,407
                                              ---------------    --------------

NET LOSS                                      $      (46,192)     $   (173,466)
                                              ===============    ==============



See accompanying notes to financial statements.
-------------------------------------------------------------
                                      II-5

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------

                                                                                        PER $500
                                                                                         LIMITED
                                                                                         PARTNER
                                                   GENERAL              LIMITED          UNIT OUT-
                               TOTAL               PARTNER             PARTNERS          STANDING
                              -----------    ------------------   ------------------   ------------

BALANCE, JANUARY 1, 1994       $ 572,186     $           1,696    $         570,490    $       282

CASH DISTRIBUTIONS               (61,448)               (4,973)             (56,475)           (28)

NET INCOME (LOSS)               (173,466)                4,153             (177,619)           (87)
                              -----------    ------------------   ------------------   ------------

BALANCE, DECEMBER 31, 1994       337,272                   876              336,396            167

CASH DISTRIBUTIONS               (23,965)               (1,614)             (22,351)           (11)

NET INCOME (LOSS)                (46,192)                2,572              (48,764)           (24)
                              -----------    ------------------   ------------------   ------------

BALANCE, DECEMBER 31, 1995     $ 267,115     $           1,834    $         265,281 (1)$       132
                              ===========    ==================   ==================   ============



(1)  Includes 297 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------

                                                            1995                    1994
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $          (46,192)         $      (173,466)
                                                    -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depletion and amortization                                    71,912                  105,457
  Impairments of property                                            -                  109,543
(Increase)  in:
  Accounts receivable - oil & gas sales                         (4,884)                    (102)
Increase  in:
  Accounts payable                                               1,003                    2,069
  Payable to general partner                                     4,468                    9,723
                                                    -------------------      -------------------

Total adjustments                                               72,499                  226,690
                                                    -------------------      -------------------

Net cash provided by operating activities                       26,307                   53,224
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                         (23,965)                 (61,448)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  2,342                   (8,224)

CASH AT BEGINNING OF PERIOD                                      2,324                   10,548
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            4,666          $         2,324
                                                    ===================      ===================




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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:


                                                                                   Allocable to               Per $500
                                                                    -------------------------------------
                                                                                                              Limited
                                                                          General            Limited       Partner Unit
                                                      TOTAL               Partner           Partners        Outstanding
                                               ------------------   ------------------  -----------------  ---------------
Net income (loss) as reflected in the
 accompanying financial statements             $         (46,192)   $           2,572        $   (48,764)    $        (24)
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                        (24,489)                   -            (24,489)             (12)
                                               ------------------   ------------------  -----------------  ---------------

Net income (loss) for federal
   income tax purposes                         $         (70,681)   $           2,572       $    (73,253)    $        (36)
                                               ==================   ==================  =================  ===============


Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to                 Per $500
                                                                    -------------------------------------
                                                                                                                Limited
                                                                          General            Limited        Partner Unit
                                                      TOTAL               Partner           Partners          Outstanding
                                               ------------------   ------------------  -----------------   ---------------
Partners' capital as reflected in the
 accompanying financial statements             $         267,115    $           1,834      $     265,281        $      132
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                          92,148                    -             92,148                45
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                  87,250                    -             87,250                43
                                               ------------------   ------------------  -----------------   ---------------

Partners' capital for federal
     income tax purposes                       $         446,513    $           1,834      $     444,679        $      220
                                               ==================   ==================  =================   ===============


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

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE  TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels (BBLS) and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                                         Per $500                                 Per $500
                                                                          Limited             Natural             Limited
                                                       Oil             Partner Unit             Gas            Partner Unit
                                                      (BBLS)            Outstanding            (MCF)            Outstanding
                                                 -----------------    ----------------   ------------------   --------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                                            31,572                  14              340,477              152

   Revisions of previous estimates                         (7,589)                 (3)             (50,133)             (22)
   Production                                              (6,039)                 (3)             (31,863)             (15)
                                                 -----------------    ----------------   ------------------   --------------

December 31, 1994                                          17,944                   8              258,481              115

    Revisions of previous estimates                           498                   -               30,035               14
    Production                                             (5,409)                 (2)             (30,502)             (14)
                                                 -----------------    ----------------   ------------------   --------------

December 31, 1995                                          13,033                   6              258,014              115
                                                 =================    ================   ==================   ==============


PROVED DEVELOPED RESERVES:

January 1, 1994                                            31,572                  14              340,477              152
                                                 =================    ================   ==================   ==============

December 31, 1994                                          17,944                   8              258,481              115
                                                 =================    ================   ==================   ==============

December 31,  1995                                         13,033                   6              258,014              115
                                                 =================    ================   ==================   ==============


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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director