Form 10QSB
period 1997-03-31
ENEX 90-91 INCOME & RETIREMENT FUND SERIES 2 LP
filed 1997-05-15
CIK 872658

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                            MARCH 31,
ASSETS                                                         1997
                                                      ---------------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                $              8,515
  Accounts receivable - oil & gas sales                             30,395
                                                      ---------------------

Total current assets                                                38,910
                                                      ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               894,954
  Less  accumulated depletion                                      668,605
                                                      ---------------------

Property, net                                                      226,349
                                                      ---------------------

TOTAL                                                 $            265,259
                                                      =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                   $              1,352
   Payable to general partner                                       33,053
                                                      ---------------------

Total current liabilities                                           34,405
                                                      ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                223,894
   General partner                                                   6,960
                                                      ---------------------

Total partners' capital                                            230,854
                                                      ---------------------

TOTAL                                                 $            265,259
                                                      =====================


Number of $500 Limited Partner units outstanding                     2,020



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENT OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                           THREE MONTHS ENDED
                                  ------------------------------------------
                                       MARCH 31,              MARCH 31,
                                          1997                  1996
                                  -------------------    -------------------
REVENUES:
  Oil and gas sales               $           16,676        $        21,723
                                  -------------------    -------------------

EXPENSES:
  Depletion and amortization                   5,994                 13,183
  Impairment of property                           -                 50,669
  General and administrative                   5,972                  5,743
                                  -------------------    -------------------

Total expenses                                11,966                 69,595
                                  -------------------    -------------------


NET INCOME (LOSS)                 $            4,710         $      (47,872)
                                  ===================    ===================





See accompanying notes to financial statements.
---------------------------------------------------------------
                                       I-2

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
----------------------------------------------------------------------------

                                                                                           PER $500
                                                                                            LIMITED
                                                                                            PARTNER
                                                  GENERAL              LIMITED             UNIT OUT-
                              TOTAL               PARTNER              PARTNERS             STANDING
                           --------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996    $    267,115       $        1,834     $        265,281     $            131

CASH DISTRIBUTIONS               (19,991)              (2,532)             (17,459)                  (9)

NET INCOME (LOSS)                (18,006)               6,885              (24,891)                 (12)
                           --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996       229,118                6,187              222,931                  110

CASH DISTRIBUTIONS                (2,974)                (298)              (2,676)                  (1)

NET INCOME                         4,710                1,071                3,639                    2
                           --------------    -----------------    -----------------    -----------------

BALANCE, MARCH 31, 1997     $    230,854        $       6,960     $        223,894 (1) $            111
                           ==============    =================    =================    =================


(1)  Includes 304 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
----------------------------------------------------------------------------
                                       I-3

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                             ------------------------------------------

                                                                MARCH 31,                MARCH 31,
                                                                   1997                    1996
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $            4,710         $        (47,872)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                            5,994                   13,183
  Impairment of property                                                    -                   50,669
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                (1,208)                   1,952
(Decrease) in:
  Accounts payable                                                     (1,003)                  (3,715)
  Payable to general partner                                           (8,469)                 (10,210)
                                                           -------------------      -------------------

Total adjustments                                                      (4,686)                  51,879
                                                           -------------------      -------------------

Net cash provided by operating activities                                  24                    4,007
                                                           -------------------      -------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                 (2,974)                  (7,478)
                                                           -------------------      -------------------

NET (DECREASE) IN CASH                                                 (2,950)                  (3,471)

CASH AT BEGINNING OF YEAR                                              11,465                    4,666
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $            8,515          $         1,195
                                                           ===================      ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-4

ENEX 90-91 INCOME AND RETIREMENT FUND - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $2,676, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $21,723 in 1996 to $16,676 in 1997. This represents a decrease of $5,047 (23%). Oil sales decreased by $4,406 or 23%. A 33% decrease in oil production reduced sales by $6,278. This decrease was partially offset by a 15% increase in average net oil prices. Gas sales decreased by $641 or 23%. A 35% decrease in gas production reduced sales by $964. This decrease was partially offset by an 18% increase in average net gas sales prices. The decreases in oil and gas production were primarily a result of the shut in of production from the FEC acquisition to perform a workover in the first quarter of 1997, coupled with natural production declines. The increases in average net oil and gas sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $12,594 in the first quarter of 1996 to $5,994 in the first quarter of 1997. This represents a decrease of $6,600 (52%). The changes in production, noted above, caused depletion expense to decrease by $4,268. A 28% decrease in the depletion rate reduced depletion expense by an additional $2,332. The rate decrease is primarily the result of upward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses increased from $5,743 in the first quarter of 1996 to $5,972 in the first quarter of 1997. This increase of $229 or 4% is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ENEX 90-91 INCOME AND RETIREMENT
                                                     FUND - SERIES 2, L.P.
                                                  -----------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                              By:   /s/  R. E, Densford
                                                         --------------
                                                         R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                  By:   /s/  James A. Klein
                                                         --------------
                                                         James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer